Form 10-K
period 2025-12-31
BANK 2025-BNK50
filed 2026-03-23
CIK 2062966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-280318-02

Central Index Key Number of the issuing entity: 0002062966

BANK 2025-BNK50

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001013611

J.P. Morgan Chase Commercial Mortgage Securities Corp.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0000835271

JPMorgan Chase Bank, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001102113

Bank of America, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541557

Morgan Stanley Mortgage Capital Holdings LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001577313

National Cooperative Bank, N.A.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0000740906

Wells Fargo Bank, National Association

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-7307918 61-2263312 61-2263313 (I.R.S. Employer Identification Numbers)

c/o Computershare Trust Company, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 834-5467

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ☒                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The Ansonia Commercial Condominium Mortgage Loan and the Adini Portfolio Mortgage Loan, which constituted approximately 9.98% and 9.97%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes the Ansonia Commercial Condominium Mortgage Loan or the Adini Portfolio Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Ansonia Commercial Condominium Mortgage Loan and the Adini Portfolio Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the VISA Global HQ Mortgage Loan, which constituted approximately 6.7% of the asset pool of the issuing entity as of its cut-off date.  The VISA Global HQ Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the VISA Global HQ Mortgage Loan and five other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BANK 2024-BNK48 transaction, Commission File Number 333-259741-09 (the “BANK 2024-BNK48 Transaction”). This loan combination, including the VISA Global HQ Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the BANK 2024-BNK48 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Discovery Business Center Mortgage Loan, which constituted approximately 9.98% of the asset pool of the issuing entity as of its cut-off date.  The Discovery Business Center Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Discovery Business Center Mortgage Loan and three other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BANK 2025-BNK49 transaction, Commission File Number 333-283510-01 (the “BANK 2025-BNK49 Transaction”). This loan combination, including the Discovery Business Center Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the BANK 2025-BNK49 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Washington Square Mortgage Loan, which constituted approximately 9.98% of the asset pool of the issuing entity as of its cut-off date.  The Washington Square Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Washington Square Mortgage Loan and twenty-four other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BMO 2025-C12 Mortgage Trust transaction, Commission File Number 333-280224-07 (the “BMO 2025-C12 Transaction”). This loan combination, including the Washington Square Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the BMO 2025-C12 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Marriott World Headquarters Mortgage Loan, which constituted approximately 9.95% of the asset pool of the issuing entity as of its cut-off date.  The Marriott World Headquarters Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Marriott World Headquarters Mortgage Loan and thirteen other pari passu loans, which are not assets of the issuing entity. This loan combination, including the Marriott World Headquarters Mortgage Loan, was serviced under the pooling and servicing agreement for the BANK 2025-BNK49 Transaction prior to the closing of the securitization of a pari passu portion of the Marriott World Headquarters loan combination in the BBCMS Mortgage Trust 2025-C35 transaction, Commission File Number 333-286968-01 (the “BBCMS 2025-C35 Transaction”).  After the closing of the BBCMS 2025-C35 Transaction on July 24, 2025, this loan combination, including the Marriott World Headquarters Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the BBCMS 2025-C35 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Coastal Equities Portfolio Mortgage Loan, which constituted approximately 9.98% of the asset pool of the issuing entity as of its cut-off date.  The Coastal Equities Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Coastal Equities Portfolio Mortgage Loan and four other pari passu loans, which are not assets of the issuing entity. This loan combination, including the Coastal Equities Portfolio Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Coastal Equities Portfolio loan combination in the Wells Fargo Commercial Mortgage Trust 2025-C65 transaction, Commission File Number 333-282099-07 (the “WFCM 2025-C65 Transaction”).  After the closing of the WFCM 2025-C65 Transaction on October 16, 2025, this loan combination, including the Coastal Equities Portfolio Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the WFCM 2025-C65 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

Trimont LLC is the general master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement (except with respect to those mortgage loans for which National Cooperative Bank, N.A. is the NCB master servicer) and the primary servicer of the VISA Global HQ Mortgage Loan and the Washington Square Mortgage Loan. As a result, Trimont LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Trimont LLC in the capacities described above are listed in the Exhibit Index.

Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer of certain mortgage loans serviced under the Pooling and Servicing Agreement, the Adini Portfolio Mortgage Loan, the Coastal Equities Portfolio Mortgage Loan, the Discovery Business Center Mortgage Loan, the Marriott World Headquarters Mortgage Loan and the VISA Global HQ Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

Rialto Capital Advisors, LLC is the special servicer of the Washington Square Mortgage Loan and the Discovery Business Center Mortgage Loan. As a result, Rialto Capital Advisors, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Rialto Capital Advisors, LLC in the capacities described above are listed in the Exhibit Index.

Computershare Trust Company, National Association acts as trustee of the Ansonia Commercial Condominium Mortgage Loan, the Adini Portfolio Mortgage Loan, the VISA Global HQ Mortgage Loan, the Discovery Business Center Mortgage Loan, the Marriott World Headquarters Mortgage Loan and the Coastal Equities Portfolio Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the BANK 2024-BNK48 Transaction, the pooling and servicing agreement for the BANK 2025-BNK49 Transaction, the pooling and servicing agreement for the BBCMS 2025-C35 Transaction and the pooling and servicing agreement for the WFCM 2025-C65 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Ansonia Commercial Condominium Mortgage Loan, the Adini Portfolio Mortgage Loan, the VISA Global HQ Mortgage Loan, the Discovery Business Center Mortgage Loan, the Marriott World Headquarters Mortgage Loan and the Coastal Equities Portfolio Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Citibank, N.A. acts as trustee of the Washington Square Mortgage Loan.  Pursuant to the pooling and servicing agreement for the BMO 2025-C12 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Washington Square Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the general master servicer under the Pooling and Servicing Agreement (except with respect to those mortgage loans for which National Cooperative Bank, N.A. is the NCB master servicer) and the primary servicer of the VISA Global HQ Mortgage Loan and the Washington Square Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the VISA Global HQ Mortgage Loan, the Discovery Business Center Mortgage Loan, the Marriott World Headquarters Mortgage Loan, the Coastal Equities Portfolio Mortgage Loan and the Washington Square Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the VISA Global HQ Mortgage Loan, the Marriott World Headquarters Mortgage Loan and the Coastal Equities Portfolio Mortgage Loan, the servicer compliance statements of LNR Partners, LLC as special servicer of the VISA Global HQ Mortgage Loan, CWCapital Asset Management LLC as special servicer of the Marriott World Headquarters Mortgage Loan and Argentic Services Company LP as special servicer of the Coastal Equities Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accountant Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to CWCapital Asset Management LLC, as special servicer.

From time to time, CWCapital Asset Management LLC, a Delaware limited liability company (“CWCAM”), is a party to lawsuits and other legal proceedings as part of its duties as a special servicer (e.g., enforcement of loan obligations) and/or arising in the ordinary course of business. Other than as set forth in the following paragraphs, there are currently no legal proceedings pending, and no legal proceedings known to be contemplated by governmental authorities, against CWCAM or of which any of its property is the subject, that are material to the certificateholders.

On December 1, 2017, a complaint against CWCAM and others was filed in the United States District Court for the Southern District of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., No. 17-cv-9463 (the “Original Complaint”). The gravamen of the Original Complaint alleged breaches of a contract and fiduciary duties by CWCAM’s affiliate, CWCapital Investments LLC in its capacity as collateral manager for the collateralized debt obligation transaction involving CWCapital Cobalt Vr, Ltd. In total, there are 14 counts pled in the Original Complaint. Of those 14, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment. On May 23, 2018, the Original Complaint was dismissed for lack of subject matter jurisdiction. On June 28, 2018, CWCapital Cobalt Vr Ltd. filed a substantially similar complaint in the Supreme Court of the State of New York, County of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., Index No. 653277/2018 (the “New Complaint”). The gravamen of the New Complaint is the same as the previous complaint filed in the United State District Court for the Southern District of New York. In total there are 16 counts pled in the New Complaint. Of those 16 counts, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment, 1 count seeks a declaratory judgement that the plaintiff has the right to enforce the contracts in question and 1 count seeks an injunction requiring the defendants to recognize the plaintiff as the directing holder for the trusts in question. On January 11, 2019, the plaintiff dismissed with prejudice the declaratory judgment and injunction counts. The New Complaint and related summons was not served on the defendants until July 13, 2018 and July 16, 2018. The plaintiff’s motion for a preliminary injunction was denied by the court on July 31, 2018. On August 3, 2018, the defendants, including CWCAM, filed a motion to dismiss the New Complaint in its entirety. On August 20, 2019, the court entered an order granting defendants’ motion almost in its entirety, dismissing 11 of the 16 counts and partially dismissing 2 additional counts. Of the remaining counts, 2 are asserted against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment. On September 19, 2019, CWCapital Cobalt Vr Ltd. filed a notice of appeal relating to the August 20, 2019 dismissal order and on September 26, 2019, filed an amended complaint against CWCI and CWCAM attempting to address deficiencies relating to certain of the claims dismissed by the August, 20, 2019 order. CWCI and CWCAM filed its Motion to Dismiss the amended complaint on October 28, 2019. The court heard argument on the Motion to Dismiss the amended complaint on January 22, 2020 and on October 23, 2020, the court granted the motion dismissing the amended claims. On November 30, 2020, CWCapital Cobalt Vr Ltd filed a notice of appeal relating to the October 23, 2020 dismissal order. On April 27, 2021, the First Department affirmed the dismissal as to claims against CWCAM that were part of the August 20, 2019 dismissal, but reversed the dismissal of two counts for breach of the Collateral Management Agreement against CWCI. CWCI sought leave to file an appeal of the decision. The plaintiff also sought leave to appeal the dismissal of the claims against CWCAM. Both requests for leave were denied by the First Department. On May 15, 2020, CWCI and CWCAM filed a motion to renew its motion to dismiss as to 4 of the remaining counts (including the remaining two counts against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment), based on a decision entered by Judge Failla in a trust instruction proceeding in the US District Court for the Southern District of New York awarding summary judgment in favor of CWCAM. On September 7, 2021, the court denied the motion to renew. CWCI and CWCAM filed a notice of appeal, which they perfected by the filing of their opening brief on July 1, 2022. On November 15, 2022, the First Department affirmed the court’s denial of the motion to renew. On October 1, 2021, CWCI and CWCAM moved to reargue the denial of the motion to renew (or alternatively, the motion to dismiss) with respect to certain of Cobalt’s claims, including the remaining 2 claims against CWCAM, based on the First Department’s April 27, 2021 decision. On March 24, 2022, the court denied the relief sought in the motion to reargue. CWCI and CWCAM appealed the court’s decision on the motion to reargue and filed their opening brief on July 11, 2022. The appeal was dismissed as being non-appealable on August 30, 2022. Discovery (both fact and expert) concluded on March 1, 2024. CWCAM and CWCI filed a motion for summary judgment on March 29, 2024, seeking dismissal of all the claims in their entirety. On that same date, the plaintiff cross moved for summary judgment on one of the claims asserted against only CWCI. Oral argument on the parties’ summary judgment motions were heard on October 22, 2024. . On January 13, 2026, the court denied plaintiff’s motion for summary judgment and granted, in part, and denied, in part, the motion filed by CWCI and CWCAM. Specifically, the court dismissed the remaining two counts against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment. With respect to CWCI, the court dismissed two counts against CWCI in their entirety and dismissed portions of one count against CWCI. The only three counts that survived and remain in the case are against CWCI. The court severed the dismissed claims from the surviving claims. On January 22, 2026, CWCI and CWCAM submitted an order to the court, requesting that it direct the clerk’s office to enter judgment on the dismissed claims and that CWCAM be dismissed as a defendant from the action. CWCAM believes that it has performed its obligations under the related pooling and servicing agreements in good faith.

On January 13, 2025, in the Supreme Court of the State of New York, ROC Debt Strategies II Bond Investments LLC (“Bridge Investment Group or “Bridge”), as Directing Certificateholder (“DCH”) filed suit against CWCapital Asset Management LLC (“CWCAM”), alleging breach of the subject Pooling and Servicing Agreement (“PSA”) and violation of the Servicing Standard while acting as special servicer for the FREMF 2016-KS06 pool. It is alleged that CWCAM was negligent in the servicing of a portfolio of 9 loans (the “Ranger Portfolio”) that were in special servicing starting in 2022. The suit demands unspecified compensatory damages and a Declaratory Judgment that CWCAM is not entitled to indemnification or payment for expenses from the Trust under the PSA. CWCAM disagrees vehemently with these allegations and a Motion to Dismiss was filed by CWCAM on March 14, 2025. The motion has been fully briefed and a hearing was held on August 25, 2025 While that motion was pending, the parties reached a business resolution and by stipulation the lawsuit was dismissed with prejudice on January 22, 2026.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on June 2, 2025 pursuant to Rule 424(b)(2).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the VISA Global HQ Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BANK 2024-BNK48 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the BANK 2024-BNK48 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BANK 2024-BNK48 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Discovery Business Center Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BANK 2025-BNK49 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the BANK 2025-BNK49 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BANK 2025-BNK49 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Washington Square Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BMO 2025-C12 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the BMO 2025-C12 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BMO 2025-C12 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Marriott World Headquarters Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BBCMS 2025-C35 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the BBCMS 2025-C35 Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BBCMS 2025-C35 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Coastal Equities Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the WFCM 2025-C65 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the WFCM 2025-C65 Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the WFCM 2025-C65 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibit, and Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1           Pooling and Servicing Agreement, dated as of June 1, 2025, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Trimont LLC, as General Master Servicer, K-Star Asset Management LLC, as General Special Servicer, National Cooperative Bank, N.A., as NCB Master Servicer and as NCB Special Servicer, Computershare Trust Company, National Association, as Certificate administrator and as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on June 18, 2025 under Commission File No. 333-280318-02 and incorporated by reference herein).

4.2           Pooling and Servicing Agreement, dated as of October 1, 2024, between Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as General Master Servicer, LNR Partners, LLC, as General Special Servicer, National Cooperative Bank, N.A., as NCB Master Servicer and as NCB Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator and as Trustee, Deutsche Bank National Trust Company, as NCB Co-Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on June 2, 2025 under Commission File No. 333-280318-02 and incorporated by reference herein).

4.3           Pooling and Servicing Agreement, dated as of March 1, 2025, between Banc of America Merrill Lynch Commercial Mortgage Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator and as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on June 2, 2025 under Commission File No. 333-280318-02 and incorporated by reference herein).

4.4           Pooling and Servicing Agreement, dated as of June 1, 2025, between BMO Commercial Mortgage Securities LLC, as Depositor, Trimont LLC, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer, Citibank N.A., as Certificate Administrator, and Citibank N.A., as Trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on June 2, 2025 under Commission File No. 333-280318-02 and incorporated by reference herein).

4.5           Pooling and Servicing Agreement, dated as of July 1, 2025, among Barclays Commercial Mortgage Securities LLC, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator and as Trustee, and BellOak, LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on July 25, 2025 under Commission File No. 333-280318-02 and incorporated by reference herein).

4.6           Pooling and Servicing Agreement, dated as of October 1, 2025, among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Argentic Services Company LP, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator and as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on October 16, 2025 under Commission File No. 333-280318-02 and incorporated by reference herein).

4.7           Co-Lender Agreement, dated as of May 20, 2025, by and among German American Capital Corporation, as Initial Note A-1-1 Holder, Initial Note A-1-2 Holder, Initial Note A-1-3 Holder, Initial Note A-1-4 Holder, Initial Note A-1-5 Holder, Initial Note A-1-6 Holder, Initial Note A-1-7 Holder and Initial Note A-1-8 Holder, Goldman Sachs Bank USA, as Initial Note A-2-1 Holder, Initial Note A-2-2-1 Holder, Initial Note A-2-2-2 Holder, Initial Note A-2-3 Holder and Initial Note A-2-4 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-3-1 Holder and Initial Note A-3-2 Holder, Bank of Montreal, as Initial Note A-4-1 Holder, Initial Note A-4-2 Holder, Initial Note A-4-3 Holder, Initial Note A-4-4 Holder, Initial Note A-4-5 Holder, Initial Note A-4-6 Holder, Initial Note A-4-7 Holder and Initial Note A-4-8 Holder, and Morgan Stanley Bank, N.A., as Initial Note A-5-1 Holder (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on June 2, 2025 under Commission File No. 333-280318-02 and incorporated by reference herein).

4.8           Agreement Among Note Holders, dated as of January 24, 2025, by and among Bank of America, N.A., as Initial Note A-1 Holder, Bank of America, N.A., as Initial Note A-2 Holder, Bank of America, N.A., as Initial Note A-3 Holder, and Bank of America, N.A., as Initial Note A-4 Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on June 2, 2025 under Commission File No. 333-280318-02 and incorporated by reference herein).

4.9           Co-Lender Agreement, dated as of May 22, 2025, by and among JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-3 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-4 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-5 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on June 2, 2025 under Commission File No. 333-280318-02 and incorporated by reference herein).

4.10         Agreement Between Note Holders, dated as of March 10, 2025, by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder and Initial Note A-2 Holder, and Morgan Stanley Mortgage Capital Holdings LLC, as Initial Agent (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on June 2, 2025 under Commission File No. 333-280318-02 and incorporated by reference herein).

4.11         Co-Lender Agreement, dated as of May 22, 2025, by and among JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on June 2, 2025 under Commission File No. 333-280318-02 and incorporated by reference herein).

4.12         Agreement Between Note Holders, dated as of March 10, 2025, by and between Bank of America, National Association, as Initial Note A-1 Holder, Initial Note A-2 Holder, Initial Note A-3 Holder, Initial Note A-4 Holder and Initial Note A-5 Holder, Morgan Stanley Bank, N.A., as Initial Note A-6 Holder, Initial Note A-7 Holder, Initial Note A-8 Holder and Initial Note A-9 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-10 Holder, Initial Note A-11 Holder and Initial Note A-12 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on June 2, 2025 under Commission File No. 333-280318-02 and incorporated by reference herein).

4.13         Agreement Between Note Holders, dated as of August 29, 2024, by and between Bank of America, N.A., as Initial Note A-1-1 Holder, Initial Note A-1-2 Holder, Initial Note A-1-3 Holder and Initial Note A-1-4 Holder, and Bank of America, N.A., as Initial Note A-2-1 Holder and Initial Note A-2-2 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on June 2, 2025 under Commission File No. 333-280318-02 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         Trimont LLC, as General Master Servicer

33.2         National Cooperative Bank, N.A., as NCB Master Servicer

33.3         K-Star Asset Management LLC, as General Special Servicer

33.4         National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 33.2)

33.5         Computershare Trust Company, National Association, as Trustee and Certificate Administrator

33.6         Computershare Trust Company, National Association, as Custodian

33.7         Pentalpha Surveillance LLC, as Operating Advisor

33.8         CoreLogic Solutions, LLC, as Servicing Function Participant

33.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

33.10       Trimont LLC, as Primary Servicer of the Ansonia Commercial Condominium Mortgage Loan (see Exhibit 33.1)

33.11       K-Star Asset Management LLC, as Special Servicer of the Ansonia Commercial Condominium Mortgage Loan (see Exhibit 33.3)

33.12       Computershare Trust Company, National Association, as Trustee of the Ansonia Commercial Condominium Mortgage Loan (Omitted. See Explanatory Notes.)

33.13       Computershare Trust Company, National Association, as Custodian of the Ansonia Commercial Condominium Mortgage Loan (see Exhibit 33.6)

33.14       Pentalpha Surveillance LLC, as Operating Advisor of the Ansonia Commercial Condominium Mortgage Loan (see Exhibit 33.7)

33.15       CoreLogic Solutions, LLC, as Servicing Function Participant of the Ansonia Commercial Condominium Mortgage Loan (see Exhibit 33.8)

33.16       Trimont LLC, as Primary Servicer of the Adini Portfolio Mortgage Loan (see Exhibit 33.1)

33.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Adini Portfolio Mortgage Loan (see Exhibit 33.9)

33.18       K-Star Asset Management LLC, as Special Servicer of the Adini Portfolio Mortgage Loan (see Exhibit 33.3)

33.19       Computershare Trust Company, National Association, as Trustee of the Adini Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.20       Computershare Trust Company, National Association, as Custodian of the Adini Portfolio Mortgage Loan (see Exhibit 33.6)

33.21       Pentalpha Surveillance LLC, as Operating Advisor of the Adini Portfolio Mortgage Loan (see Exhibit 33.7)

33.22       CoreLogic Solutions, LLC, as Servicing Function Participant of the Adini Portfolio Mortgage Loan (see Exhibit 33.8)

33.23       Trimont LLC, as Primary Servicer of the Visa Global HQ Mortgage Loan (see Exhibit 33.1)

33.24       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the VISA Global HQ Mortgage Loan (see Exhibit 33.9)

33.25       LNR Partners, LLC, as Special Servicer of the VISA Global HQ Mortgage Loan

33.26       Computershare Trust Company, National Association, as Trustee of the VISA Global HQ Mortgage Loan (Omitted. See Explanatory Notes.)

33.27       Computershare Trust Company, National Association, as Custodian of the VISA Global HQ Mortgage Loan (see Exhibit 33.6)

33.28       Park Bridge Lender Services LLC, as Operating Advisor of the VISA Global HQ Mortgage Loan

33.29       CoreLogic Solutions, LLC, as Servicing Function Participant of the VISA Global HQ Mortgage Loan (see Exhibit 33.8)

33.30       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Discovery Business Center Mortgage Loan (see Exhibit 33.9)

33.31       Rialto Capital Advisors, LLC, as Special Servicer of the Discovery Business Center Mortgage Loan

33.32       Computershare Trust Company, National Association, as Trustee of the Discovery Business Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.33       Computershare Trust Company, National Association, as Custodian of the Discovery Business Center Mortgage Loan (see Exhibit 33.6)

33.34       Pentalpha Surveillance LLC, as Operating Advisor of the Discovery Business Center Mortgage Loan (see Exhibit 33.7)

33.35       Trimont LLC, as Primary Servicer of the Washington Square Mortgage Loan (see Exhibit 33.1)

33.36       Rialto Capital Advisors, LLC, as Special Servicer of the Washington Square Mortgage Loan (see Exhibit 33.31)

33.37       Citibank, N.A., as Trustee and Custodian of the Washington Square Mortgage Loan

33.38       Pentalpha Surveillance LLC, as Operating Advisor of the Washington Square Mortgage Loan (see Exhibit 33.7)

33.39       CoreLogic Solutions, LLC, as Servicing Function Participant of the Washington Square Mortgage Loan (see Exhibit 33.8)

33.40       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Marriott World Headquarters Mortgage Loan (see Exhibit 33.9)

33.41       CWCapital Asset Management LLC, as Special Servicer of the Marriott World Headquarters Mortgage Loan

33.42       Computershare Trust Company, National Association, as Trustee of the Marriott World Headquarters Mortgage Loan (Omitted. See Explanatory Notes.)

33.43       Computershare Trust Company, National Association, as Custodian of the Marriott World Headquarters Mortgage Loan (see Exhibit 33.6)

33.44       BellOak, LLC, as Operating Advisor of the Marriott World Headquarters Mortgage Loan

33.45       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Coastal Equities Portfolio Mortgage Loan (see Exhibit 33.9)

33.46       Argentic Services Company LP, as Special Servicer of the Coastal Equities Portfolio Mortgage Loan

33.47       Computershare Trust Company, National Association, as Trustee of the Coastal Equities Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.48       Computershare Trust Company, National Association, as Custodian of the Coastal Equities Portfolio Mortgage Loan (see Exhibit 33.6)

33.49       Pentalpha Surveillance LLC, as Operating Advisor of the Coastal Equities Portfolio Mortgage Loan (see Exhibit 33.7)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Trimont LLC, as General Master Servicer

34.2         National Cooperative Bank, N.A., as NCB Master Servicer

34.3         K-Star Asset Management LLC, as General Special Servicer

34.4         National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 34.2)

34.5         Computershare Trust Company, National Association, as Trustee and Certificate Administrator

34.6         Computershare Trust Company, National Association, as Custodian

34.7         Pentalpha Surveillance LLC, as Operating Advisor

34.8         CoreLogic Solutions, LLC, as Servicing Function Participant

34.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

34.10       Trimont LLC, as Primary Servicer of the Ansonia Commercial Condominium Mortgage Loan (see Exhibit 34.1)

34.11       K-Star Asset Management LLC, as Special Servicer of the Ansonia Commercial Condominium Mortgage Loan (see Exhibit 34.3)

34.12       Computershare Trust Company, National Association, as Trustee of the Ansonia Commercial Condominium Mortgage Loan (Omitted. See Explanatory Notes.)

34.13       Computershare Trust Company, National Association, as Custodian of the Ansonia Commercial Condominium Mortgage Loan (see Exhibit 34.6)

34.14       Pentalpha Surveillance LLC, as Operating Advisor of the Ansonia Commercial Condominium Mortgage Loan (see Exhibit 34.7)

34.15       CoreLogic Solutions, LLC, as Servicing Function Participant of the Ansonia Commercial Condominium Mortgage Loan (see Exhibit 34.8)

34.16       Trimont LLC, as Primary Servicer of the Adini Portfolio Mortgage Loan (see Exhibit 34.1)

34.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Adini Portfolio Mortgage Loan (see Exhibit 34.9)

34.18       K-Star Asset Management LLC, as Special Servicer of the Adini Portfolio Mortgage Loan (see Exhibit 34.3)

34.19       Computershare Trust Company, National Association, as Trustee of the Adini Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.20       Computershare Trust Company, National Association, as Custodian of the Adini Portfolio Mortgage Loan (see Exhibit 34.6)

34.21       Pentalpha Surveillance LLC, as Operating Advisor of the Adini Portfolio Mortgage Loan (see Exhibit 34.7)

34.22       CoreLogic Solutions, LLC, as Servicing Function Participant of the Adini Portfolio Mortgage Loan (see Exhibit 34.8)

34.23       Trimont LLC, as Primary Servicer of the Visa Global HQ Mortgage Loan (see Exhibit 34.1)

34.24       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the VISA Global HQ Mortgage Loan (see Exhibit 34.9)

34.25       LNR Partners, LLC, as Special Servicer of the VISA Global HQ Mortgage Loan

34.26       Computershare Trust Company, National Association, as Trustee of the VISA Global HQ Mortgage Loan (Omitted. See Explanatory Notes.)

34.27       Computershare Trust Company, National Association, as Custodian of the VISA Global HQ Mortgage Loan (see Exhibit 34.6)

34.28       Park Bridge Lender Services LLC, as Operating Advisor of the VISA Global HQ Mortgage Loan

34.29       CoreLogic Solutions, LLC, as Servicing Function Participant of the VISA Global HQ Mortgage Loan (see Exhibit 34.8)

34.30       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Discovery Business Center Mortgage Loan (see Exhibit 34.9)

34.31       Rialto Capital Advisors, LLC, as Special Servicer of the Discovery Business Center Mortgage Loan

34.32       Computershare Trust Company, National Association, as Trustee of the Discovery Business Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.33       Computershare Trust Company, National Association, as Custodian of the Discovery Business Center Mortgage Loan (see Exhibit 34.6)

34.34       Pentalpha Surveillance LLC, as Operating Advisor of the Discovery Business Center Mortgage Loan (see Exhibit 34.7)

34.35       Trimont LLC, as Primary Servicer of the Washington Square Mortgage Loan (see Exhibit 34.1)

34.36       Rialto Capital Advisors, LLC, as Special Servicer of the Washington Square Mortgage Loan (see Exhibit 34.31)

34.37       Citibank, N.A., as Trustee and Custodian of the Washington Square Mortgage Loan

34.38       Pentalpha Surveillance LLC, as Operating Advisor of the Washington Square Mortgage Loan (see Exhibit 34.7)

34.39       CoreLogic Solutions, LLC, as Servicing Function Participant of the Washington Square Mortgage Loan (see Exhibit 34.8)

34.40       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Marriott World Headquarters Mortgage Loan (see Exhibit 34.9)

34.41       CWCapital Asset Management LLC, as Special Servicer of the Marriott World Headquarters Mortgage Loan

34.42       Computershare Trust Company, National Association, as Trustee of the Marriott World Headquarters Mortgage Loan (Omitted. See Explanatory Notes.)

34.43       Computershare Trust Company, National Association, as Custodian of the Marriott World Headquarters Mortgage Loan (see Exhibit 34.6)

34.44       BellOak, LLC, as Operating Advisor of the Marriott World Headquarters Mortgage Loan

34.45       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Coastal Equities Portfolio Mortgage Loan (see Exhibit 34.9)

34.46       Argentic Services Company LP, as Special Servicer of the Coastal Equities Portfolio Mortgage Loan

34.47       Computershare Trust Company, National Association, as Trustee of the Coastal Equities Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.48       Computershare Trust Company, National Association, as Custodian of the Coastal Equities Portfolio Mortgage Loan (see Exhibit 34.6)

34.49       Pentalpha Surveillance LLC, as Operating Advisor of the Coastal Equities Portfolio Mortgage Loan (see Exhibit 34.7)

35            Servicer compliance statements.

35.1         Trimont LLC, as General Master Servicer

35.2         National Cooperative Bank, N.A., as NCB Master Servicer

35.3         K-Star Asset Management LLC, as General Special Servicer

35.4         National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 35.2)

35.5         Computershare Trust Company, National Association, as Certificate Administrator

35.6         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

35.7         Trimont LLC, as Primary Servicer of the Ansonia Commercial Condominium Mortgage Loan (see Exhibit 35.1)

35.8         K-Star Asset Management LLC, as Special Servicer of the Ansonia Commercial Condominium Mortgage Loan (see Exhibit 35.3)

35.9         Trimont LLC, as Primary Servicer of the Adini Portfolio Mortgage Loan (see Exhibit 35.1)

35.10       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Adini Portfolio Mortgage Loan (see Exhibit 35.6)

35.11       K-Star Asset Management LLC, as Special Servicer of the Adini Portfolio Mortgage Loan (see Exhibit 35.3)

35.12       Trimont LLC, as Primary Servicer of the Visa Global HQ Mortgage Loan (see Exhibit 35.1)

35.13       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the VISA Global HQ Mortgage Loan (see Exhibit 35.6)

35.14       LNR Partners, LLC, as Special Servicer of the VISA Global HQ Mortgage Loan (Omitted. See Explanatory Notes.)

35.15       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Discovery Business Center Mortgage Loan (see Exhibit 35.6)

35.16       Rialto Capital Advisors, LLC, as Special Servicer of the Discovery Business Center Mortgage Loan

35.17       Trimont LLC, as Primary Servicer of the Washington Square Mortgage Loan (see Exhibit 35.1)

35.18       Rialto Capital Advisors, LLC, as Special Servicer of the Washington Square Mortgage Loan (see Exhibit 35.16)

35.19       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Marriott World Headquarters Mortgage Loan (see Exhibit 35.6)

35.20       CWCapital Asset Management LLC, as Special Servicer of the Marriott World Headquarters Mortgage Loan (Omitted. See Explanatory Notes.)

35.21       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Coastal Equities Portfolio Mortgage Loan (see Exhibit 35.6)

35.22       Argentic Services Company LP, as Special Servicer of the Coastal Equities Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

99.1         Mortgage Loan Purchase Agreement, dated as of May 29, 2025, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Corp. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on June 2, 2025 under Commission File No. 333-280318-02 and incorporated by reference herein).

99.2         Mortgage Loan Purchase Agreement, dated as of May 29, 2025, between Bank of America, National Association and J.P. Morgan Chase Commercial Mortgage Securities Corp. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on June 2, 2025 under Commission File No. 333-280318-02 and incorporated by reference herein).

99.3         Mortgage Loan Purchase Agreement, dated as of May 29, 2025, between Morgan Stanley Mortgage Capital Holdings LLC and J.P. Morgan Chase Commercial Mortgage Securities Corp. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on June 2, 2025 under Commission File No. 333-280318-02 and incorporated by reference herein).

99.4         Mortgage Loan Purchase Agreement, dated as of May 29, 2025, between National Cooperative Bank, N.A. and J.P. Morgan Chase Commercial Mortgage Securities Corp. (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on June 2, 2025 under Commission File No. 333-280318-02 and incorporated by reference herein).

99.5         Mortgage Loan Purchase Agreement, dated as of May 29, 2025, between Wells Fargo Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Corp. (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on June 2, 2025 under Commission File No. 333-280318-02 and incorporated by reference herein).

99.6         Primary Servicing Agreement, dated as of June 1, 2025, by and between Trimont LLC, as Master Servicer, and Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K filed on June 2, 2025 under Commission File No. 333-280318-02 and incorporated by reference herein).

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c)    Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.P. Morgan Chase Commercial Mortgage Securities Corp.
(Depositor)

/s/ Kunal K. Singh

Kunal K. Singh, President and Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 20, 2026